Form 10-K
period 2004-03-31
TOYOTA AUTO RECEIVABLES 2003 B OWNER TRUST
filed 2004-06-28
CIK 1263963

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the fiscal year ended March 31, 2004
                                --------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                  to
                                      ---------------    ----------------
      Commission file numbers:   333-103406-02
                                 ------------------------------------

               TOYOTA AUTO RECEIVABLES 2003-B OWNER TRUST
               ------------------------------------------
          (Exact name of registrant as specified in its charter)

               California                                  95-4836519
-------------------------------------                  ------------------
    State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization                      Identification No.)

   Toyota Auto Finance Receivables LLC
   19001 South Western Avenue, EF12
           Torrance, California                              90509
-------------------------------------------            ------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (310) 468-7333
                                                       ------------------
Securities registered pursuant to section 12(b) of the Act:     None
                                                            -------------
Securities registered pursuant to Section 12(g) of the Act:     None
                                                           -------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes  X  No
                                                                    ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
                                                             Yes     No  X
                                                                 ---    ---

The registrant is a trust with no voting securities outstanding.
                         Exhibit Index is on Page 7.

This Annual Report on Form 10-K is filed by Toyota Motor Credit Corporation ("TMCC") on behalf of the Toyota Auto Receivables 2003-B Owner Trust (the "Trust") pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended. This Annual Report on Form 10-K omits responses or responds in a modified fashion to certain Items required by Form 10-K in accordance with the responses of the Office of Chief Counsel, Division of Corporation Finance of the Securities and Exchange Commission, contained in a letter dated
November 5, 1993 and made orally to TMCC's counsel in response to TMCC's requests for exemptive relief from such reporting requirements.


PART I


ITEM 1.   BUSINESS.

Omitted.


ITEM 2.   PROPERTIES.

The Trust was created pursuant to a Trust Agreement dated as of July 18, 2003, between Toyota Auto Finance Receivables LLC ("TAFR LLC") as depositor (the "Depositor") and U.S. Bank Trust National Association, as owner trustee (the "Owner Trustee"), as amended and restated by an Amended and Restated Trust Agreement dated as of September 1, 2003, among the Depositor and U.S. Bank Trust National Association, as owner trustee. Pursuant to an Indenture executed in conjunction with the Agreement, the Trust issued asset-backed notes (the "Notes") secured by the assets of the Trust. The Indenture Trustee is The Bank of New York. The Notes consist of four classes of senior notes (the "Class A-1 1.12% Asset Backed Notes", "Class A-2 1.43% Asset Backed Notes", "Class A-3 Floating Rate Asset Backed Notes" and "Class A-4 2.79% Asset Backed Notes"). Only the Class A-2, Class A-3 and Class A-4 Notes were registered and publicly offered and sold. The Trust also issued a fractional undivided interest in certificated form (the "Subordinated Seller's Interest"). The Subordinated Seller's Interest was retained by the Seller.

The Trust entered into a swap agreement with TMCC to hedge floating interest rate exposure to the Trust. The swap agreement enabled the Trust to issue securities that bear interest on a basis different from that of the receivables held by the Trust.

The assets of the Trust primarily include a pool of retail installment sales contracts (the "Receivables"), secured by new and used Toyota, Lexus and other vehicles. The Trust's business activities include acquiring and holding the assets of the Trust, issuing the Notes and distributing proceeds to the Note holders.

The following tables set forth information relating to Trust asset delinquency as of March 31, 2004 and net losses for the period from August 1, 2003 through March 31, 2004:

                                                     March 31, 2004
                                               --------------------------
                                                               Aggregate
                                               Contracts        Balances
                                               ---------      -----------

          Delinquent Contracts:

          (i)    30-59 Days Delinquent               459       $6,722,727.92
          (ii)   60-89 Days Delinquent                73       $1,106,222.54
          (iii)  Over 89 Days Delinquent              97       $1,595,959.05


                                                     March 31, 2004
                                               --------------------------
                                                  % of           % of
                                                               Aggregate
                                                Contracts       Balances
                                               Outstanding    Outstanding
                                               -----------    -----------
          Delinquency Rates:

          (i)   30-59 Days Delinquent                0.44%          0.49%
          (ii)  60-89 Days Delinquent                0.07%          0.08%
          (iii) Over 89 Days Delinquent              0.09%          0.12%


                                                      Period Ending
                                                     March 31, 2004
                                               --------------------------
                                               Contracts         Amount
                                               ---------       ----------

          Aggregate Net Losses:                       202       $1,044,921.52
          Reimbursed Credit Losses:                             $1,044,921.52

ITEM 3.   LEGAL PROCEEDINGS.

There is nothing to report with regard to this item.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There is nothing to report with regard to this item.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The holder of record of all offered Notes as of March 31, 2004, was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. Direct participants active in the DTC system include the Euroclear System, Clearstream Banking, societe anonyme, securities brokers and dealers, banks, trust companies and clearing corporations. Sixty-one DTC participants hold the offered Notes as of June 15, 2004. The Notes are not listed on any securities exchange.

On September 18, 2003, the Toyota Auto Receivables 2003-B Owner Trust issued and publicly offered, pursuant to Registration Statement No. 333-103406 (declared effective March 11, 2003), the following three classes of securities:
$479,000,000 aggregate principal amount of 1.43% Asset Backed Notes, Class A-2, $554,000,000 aggregate principal amount of Floating Rate Asset Backed Notes, Class A-3, $238,000,000 aggregate principal amount of 2.79% Asset Backed Notes, Class A-4 pursuant to the Indenture. The aggregate offering prices of Class A-2, Class A-3, and Class A-4 Notes, expenses incurred and underwriting discounts, fees and commissions paid by the issuer through the date hereof (all of which were paid to unaffiliated third party service providers) are all as disclosed in the related Prospectus and Registration Statement.

Subject to the terms and conditions of the Underwriting Agreement relating to the offered Notes, TAFR LLC sold the principal amount of the offered Notes to J.P. Morgan Securities Inc., Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities, LLC, Banc One Capital Markets, Inc., Barclays Capital Inc., Credit Suisse First Boston Corporation, Loop Capital Markets, LLC, and Merrill Lynch, Pierce, Fenner, & Smith Incorporated. The offering has terminated and all of the Notes have been sold.

The net proceeds received by TAFR LLC from the sale of the Notes were used to purchase the Receivables from TMCC pursuant to the Receivables Purchase Agreement.


ITEM 6.   SELECTED FINANCIAL DATA.

Omitted.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Omitted.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Omitted.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Omitted.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There is nothing to report with regard to this item.

ITEM 9A.  CONTROLS AND PROCEDURES

Omitted.

PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Omitted.


ITEM 11.  EXECUTIVE COMPENSATION.

Omitted.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Omitted.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Omitted.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Omitted.


PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   Exhibits

The exhibits listed on the accompanying Exhibit Index, page 8, are filed as part of this Report.

(b)   Reports on Form 8-K

The following reports on Form 8-K contain monthly Servicer's Certificates prepared by TMCC and were filed during the year ended March 31, 2004:

Date of Report
-----------------
October 30, 2003
November 26, 2003
December 22, 2003
January 30, 2004
February 27, 2004
March 31, 2004

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                  TOYOTA AUTO RECEIVABLES 2003-B OWNER TRUST


                                  BY:  TOYOTA MOTOR CREDIT CORPORATION,
                                       AS SERVICER



Date:  June 28, 2004                By:        /S/ George E. Borst
                                       ---------------------------------------
                                                     George E. Borst
                                                      President and
                                                 Chief Executive Officer
                                              (Principal Executive Officer)





SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Note holders during the period covered by this report and the registrant does not intend to furnish such materials to Note holders subsequent to the filing of this report.

                               Certification

I, George Borst, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Toyota Auto Receivables 2003-B Owner Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date:   June 28, 2004



        /S/ George Borst
   -------------------------------
             George Borst
             President and
       Chief Executive Officer
   Toyota Motor Credit Corporation

                                EXHIBIT INDEX





Exhibit                                                             Method
Number      Description                                            of Filing
-------     -----------                                            ---------

 20(a)      Report of Independent Accountants                       Filed
                                                                   Herewith

 20(b)      Annual Statements as to Compliance                      Filed
                                                                   Herewith

 20(c)      Aggregate Monthly Report Information                    Filed
                                                                   Herewith